Form 10-K
period 2004-12-31
STRUCTURED PRODUCTS CORP CASTSM STEP UP TR FOR MORG STAN NTS
filed 2005-03-29
CIK 1257017

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:               Commission File Number:
            December 31, 2004                          001-31757

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

                   CAST Step-Up Trust For Morgan Stanley Notes

            (Exact name of registrant as specified in its charter)

           Delaware                                  13-3692801
        (State or other                           (I.R.S. Employer
        jurisdiction of                         Identification No.)
       incorporation or
         organization)

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

CAST Step-Up Trust For Morgan Stanley             New York Stock Exchange
Notes, Monthly-Pay Step-Up Class A
Certificates

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

                                Yes X(1)      No
                                    ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

-----------------
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes       No X
                                   ---      ---

                       Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                                Introductory Note

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement, dated as of December 15, 2000, as supplemented by the CAST Supplement 2003-6, dated as of July 25, 2003, by and between the Depositor and U.S. Bank Trust National Association, as Trustee (the "Trustee"), providing for the issuance of the CAST Step-Up Trust For Morgan Stanley Notes, Monthly-Pay Step-Up Class A Certificates (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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


               Underlying Securities Issuer(s)   Exchange Act File
                 or Guarantor, or successor            Number
                           thereto
              -------------------------------------------------------
                        Morgan Stanley               001-11758

                                     PART I

Item 1.  Business

         None

Item 2.  Properties

         None

Item 3.  Legal Proceedings

         None

Item 4.  Submission of Matters To A Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

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

         The Certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data

         None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                     None

Item 8.  Financial Statements and Supplementary Data

         None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 9A. Controls and Procedures

         Not Applicable

Item 9B. Other Information

         None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         None

Item 11. Executive Compensation

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 201(d) of Regulation S-X: Not applicable

         Information required by Item 403 of Regulation S-X:  None

Item 13. Certain Relationships and Related Transactions

         None

Item 14. Principal Accounting Fees and Services

         Not Applicable

                                     PART IV

Item 15. Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

     3.   Exhibits:

          31.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C.
               Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.1 Annual Compliance Report by Trustee.

          99.2 Report of Aston Bell, CPA.

(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

          1. Trustee's Distribution Statement for the January 1, 2004 Distribution Date filed on Form 8-K on January 13, 2004.

          2. Trustee's Distribution Statement for the February 1, 2004 Distribution Date filed on Form 8-K on February 11, 2004.

          3. Trustee's Distribution Statement for the March 1, 2004 Distribution Date filed on Form 8-K on March 11, 2004.

          4. Trustee's Distribution Statement for the April 1, 2004 Distribution Date filed on Form 8-K on April 13, 2004.

          5. Trustee's Distribution Statement for the May 1, 2004 Distribution Date filed on Form 8-K on May 12, 2004.

          6. Trustee's Distribution Statement for the June 1, 2004 Distribution Date filed on Form 8-K on June 10, 2004.

          7. Trustee's Distribution Statement for the July 1, 2004 Distribution Date filed on Form 8-K on July 15, 2004.

          8. Trustee's Distribution Statement for the August 1, 2004 Distribution Date filed on Form 8-K on August 10, 2004.

          9. Trustee's Distribution Statement for the September 1, 2004 Distribution Date filed on Form 8-K on September 14, 2004.

          10. Trustee's Distribution Statement for the October 1, 2004 Distribution 10. Date filed on Form 8-K on October 14, 2004.

          11. Trustee's Distribution Statement for the November 1, 2004 Distribution Date filed on Form 8-K on November 10, 2004.

          12. Trustee's Distribution Statement for the December 1, 2004 Distribution Date filed on Form 8-K on December 15, 2004.

(c) See item 15(a)(3) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated: March 24, 2005            By:          /s/ Mark C. Graham
                                    --------------------------------------------
                                 Name:  Mark C. Graham
                                 Title: Assistant Secretary, Assistant Vice
                                        President and Finance Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Mark C. Graham, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Products Corp., on behalf of CAST Step-Up Trust For Morgan Stanley Notes;

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

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                      By:          /s/ Mark C. Graham
                                         ---------------------------------------
                                      Name:  Mark C. Graham
                                      Title: Assistant Secretary, Assistant
                                             Vice President and Finance Officer
                                      Date:  March 24, 2005

                                                                    Exhibit 99.1

                            ANNUAL COMPLIANCE REPORT

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CAST Step-Up Trust For Morgan Stanley Notes, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), certifies as follows:

1. The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                        /s/ Marlene Fahey
                                                  ------------------------------
                                                  Name:  Marlene Fahey
                                                  Title: Vice President
                                                  Date:  March 24, 2005

                                                                    Exhibit 99.2

                         Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re:   CAST Step-Up Trust for Morgan Stanley Notes (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CAST Step-Up Trust for Morgan Stanley Notes Series Supplement, dated as of July 25, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2004 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2004.


/s/Aston Bell, CPA

New York, New York
March 22, 2005

                                 EXHIBIT INDEX

 Exhibit                                                                    Page
   31.1    Certification by Assistant Secretary, Assistant Vice
           President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

   99.1    Annual Compliance Report by Trustee pursuant to 15 U.S.C.
           Section 7241.

   99.2    Report of Aston Bell, CPA.