Form 10-K
period 2006-12-31
STRUCTURED PRODUCTS CORP CASTSM STEP UP TR FOR MORG STAN NTS
filed 2007-03-28
CIK 1257017

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                  FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 2006                                            001-31757

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

                           Yes  X(1)        No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                            Yes  __          No  X


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

   Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                   successor thereto

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

Item 14.     Controls and Procedures

             Not Applicable

                                     PART IV

Item 15.     Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

        3. Exhibits:


         99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2      Annual Compliance Report by Trustee.

         99.3      Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               1. Trustee's Distribution Statement for the January 1, 2006 Distribution Date filed on Form 8-K on January 17, 2006.

               2. Trustee's Distribution Statement for the February 1, 2006 Distribution Date filed on Form 8-K on February 15, 2006.

               3. Trustee's Distribution Statement for the March 1, 2006 Distribution Date filed on Form 8-K on March 14, 2006.

               4. Trustee's Distribution Statement for the April 1, 2006 Distribution Date filed on Form 8-K on April 5, 2006.

               5. Trustee's Distribution Statement for the May 1, 2006 Distribution Date filed on Form 8-K on May 12, 2006.

               6. Trustee's Distribution Statement for the June 1, 2006 Distribution Date filed on Form 8-K on June 14, 2006.

               7. Trustee's Distribution Statement for the July 1, 2006 Distribution Date filed on Form 8-K on July

                     11, 2006.

               8. Trustee's Distribution Statement for the August 1, 2006 Distribution Date filed on Form 8-K on August 14, 2006.

               9. Trustee's Distribution Statement for the September 1, 2006 Distribution Date filed on Form 8-K on September 13, 2006.


              10. Trustee's Distribution Statement for the October 1, 2006 Distribution Date filed on Form 8-K on 10. October 13, 2006.

              11. Trustee's Distribution Statement for the November 1, 2006 Distribution Date filed on Form 8-K on 11. November 8, 2006.

              12. Trustee's Distribution Statement for the December 1, 2006 Distribution Date filed on Form 8-K on 12. December 8, 2006.

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")


Dated:  March 28, 2007                                   /s/ John W. Dickey
                                                        ------------------------
                                                   Name:    John W. Dickey
                                                   Title:   Authorized Signatory

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


                                                 By:    /s/ John W. Dickey
                                                     ---------------------------
                                                  Name:   John W. Dickey
                                                  Title:  Authorized Signatory
                                                  Date:   March 28, 2007

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CAST Step-Up Trust For Morgan Stanley Notes, listed in Structured Products Corp.'s annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                             /s/ Marlene Fahey
                                                       -------------------------
                                                       Name:   Marlene Fahey
                                                       Title:     Vice President
                                                       Date:     March 28, 2007

                                                                    Exhibit 99.3

                       Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re:      CAST Step-Up Trust for Morgan Stanley Notes (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CAST Step-Up Trust for Morgan Stanley Notes Series Supplement, dated as of July 25, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2006 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2006.


/s/ Aston Bell

New York, New York
March 19, 2007

                                  EXHIBIT INDEX

   Exhibit                                                                  Page
     99.1       Certification by Assistant Secretary, Assistant
                Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2       Annual Compliance Report by Trustee pursuant to 15
                U.S.C. Section 7241.

     99.3       Report of Aston Bell & Associates.